Form 10QSB
period 2004-03-31
CONTINUUM GROUP A INC
filed 2004-05-19
CIK 1272548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark one)

/X/   Quarterly Report Under Section 13 or 15(d) of the Securities  Exchange Act
      of 1934

      For the quarterly period ended March 31, 2004

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from __________ to __________

                        Commission file number 000-50500

                             CONTINUUM GROUP A INC.
                             ----------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             NEVADA                                        20-0443537
----------------------------------------              ----------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

                               65 East 55th Street
                            New York, New York 10022
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 451-2300
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No / /

             As of May 14, 2004, 1,799,339 shares were outstanding.

Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

                                                          CONTINUUM GROUP A INC.

                                                                     FORM 10-QSB

                                                                           INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

  Condensed Balance Sheet as of March 31, 2004(unaudited)                     3

  Condensed Statement of Operations for the three months ended
    March 31, 2004 (unaudited) and March 31, 2003 (unaudited)
    and cumulative from January 5, 2000 (Inception) to March 31,
    2004 (unaudited)                                                          4

  Condensed Statement of Cash Flows for the three months ended
    March 31, 2004 (unaudited) and March 31, 2003 (unaudited) and cumulative from January 5, 2000 (Inception) to March 31, 2004
    (unaudited)                                                               5

NOTES TO CONDENSED FINANCIAL STATEMENTS                                     6-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         9-10

ITEM 3 - CONTROLS AND PROCEDURES                                             10

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
         OF EQUITY SECURITIES

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    11

SIGNATURES                                                                   12

                                                          CONTINUUM GROUP A INC.

                                                                   BALANCE SHEET

                                                                  March 31, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

         TOTAL ASSETS                                                           $      --

                    LIABILIATIES AND STOCKHOLDERS' DEFICIENCY
                    -----------------------------------------

CURRENT LIABILITIES
-------------------
  Accrued expenses                                                              $  43,516

         Total Current Liabilities                                                 43,516

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIENCY
------------------------
  Preferred stock, par value $0.001; 5,000,000 shares authorized;
     1,799,339 issued and outstanding at March 31, 2004         $  1,799
  Additional paid in capital                                      39,711
  Deficit accumulated during development stage                   (85,026)
                                                                --------

            Total Stockholders' Deficiency                                        (43,516)
                                                                                 --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
             DEFICIENCY                                                         $      --
                                                                                =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                          CONTINUUM GROUP A INC.

                                                         STATEMENT OF OPERATIONS

                                                                  March 31, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                         Cumulative From
                                                                          January 2000
                                           For the Three Months Ended      (Inception)
                                          ----------------------------   Through March 31,
                                              2004            2003            2004
                                          ----------------------------   -----------------

General and administrative expenses       $    4,000      $     5,000       $ 75,126

Net loss                                      (4,000)          (5,000)       (75,126)

Net loss per share                        $       --      $        --
                                          ==========      ===========

Weighted shares outstanding               $1,799,339          749,339
                                          ==========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                          CONTINUUM GROUP A INC.

                                                         STATEMENT OF CASH FLOWS

                                                                  March 31, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Cumulative From
                                                                                     January 2000
                                                      For the Three Months Ended      (Inception)
                                                      --------------------------   Through March 31,
                                                           2004          2003           2004
                                                      -------------------------- -------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss                                                $(4,000)     $(5,000)       $(75,126)
   Adjustments to reconcile the net loss to net
    cash Flows from operating activities:
    Stock based compensation                                   --           --          31,610
    Increase in accrued expenses                            4,000        5,000          43,516
                                                          -------      -------        --------

NET CASH FLOWS FROM OPERATING
 ACTIVITIES                                                    --           --              --

CASH FLOWS FROM INVESTING
 ACTIVITIES                                                    --           --              --

CASH FLOWS FROM FINANCING
 ACTIVITIES                                                    --           --              --

            NET INCREASE IN CASH                               --           --              --

CASH - Beginning                                               --           --              --

CASH - Ending                                             $    --      $    --        $     --
                                                          =======      =======        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                          CONTINUUM GROUP A INC.

                                                    NOTES TO FINANCIAL STATEMENT
--------------------------------------------------------------------------------

NOTE 1 - FORMATION, NATURE OF BUSINESS, AND MANAGEMENT PLANS

         FORMATION, NATURE OF BUSINESS AND MANAGEMENT'S PLANS
         Continuum Group A Inc. (the "Company") was formed on January 5, 2000 in
         Nevada  pursuant  to the  Reorganization  Plan under  Chapter 11 of the
         United   States   Bankruptcy   Code  of  The  Continuum   Group,   Inc.
         ("Continuum").  The  primary  provision  of the Plan  provided  for the formation  of the Company and the  issuance of (a)  9,000,000  (453,035 post reverse split (see below) shares of the Company's  common stock to
         Hanover Capital  Corporation,  which funded Continuum's  reorganization plan;  (b) 500,000  (25,169  post reverse  split (see below)  shares to holders  of  Continuum's  allowed  unsecured  claims,  and (c)  400,000
         (20,135   post  reverse   split  (see  below   shares  to   Continuum's
         pre-bankruptcy  stockholders.  The  accumulated  deficit  at  inception resulted  from the par value of these  shares  granted to  stockholders without any consideration.

         The Company is considered a "blank check"  company,  whose sole purpose is to locate  and  consummate  a merger or  acquisition  with a private entity.  Since  inception,  the Company has not engaged in any business operations  other  than  organizational  activities,  and  is  actively searching for acquisition  targets. As of May 14, 2004, the Company had not entered into any formal agreements.

         Since the Company has no operations other than to search for a suitable acquisition target, its only expenses are administrative.  As such, the
         Company  does  not  intend  to  seek  additional   financing  until  an
         acquisition is consummated.

         On December 14, 2002 the  Company's  Board of Directors  (the  "Board")
         approved an  amendment  to the charter to affect a  1-for-5.96  reverse stock  split of the  Company's  issued and  outstanding  common  stock.
         Accordingly,  in the accompanying financial statements all common share and per share  amounts  have been  retroactively  restated  to show the effect of the 1-for-5.96 reverse split.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying  unaudited condensed consolidated financial statements have  been  prepared  by the  Company  in  conformity  with  accounting principles  generally  accepted in the United States of America and the instructions  of Form  10-QSB.  It is  management's  opinion that these statements include all adjustments, consisting of only normal recurring adjustments  necessary  to make  the  financial  position,  results  of operations,  and cash flows not misleading as of March 31, 2004 and for all periods presented.

         The  preparation of financial  statements in conformity with accounting principles  generally accepted in the United States of America requires management to make estimates and  assumptions  that affect the reported

                                                          CONTINUUM GROUP A INC.

                                                    NOTES TO FINANCIAL STATEMENT
--------------------------------------------------------------------------------

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         continued

         amounts of assets and liabilities and disclosures of contingent  assets and  liabilities  at the  date  of the  financial  statements  and  the reported amounts of revenues and expenses during the reporting  period.
         Actual results could differ from those estimates.

         Certain information and footnote  disclosures  normally included in the annual  financial  statements  prepared in accordance  with  accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial  statements  be read in  conjunction  with  the  consolidated financial  statements and notes thereto as of December 31, 2002 and for each of the two years ended  December 31,  2002,  which are included in the Company's  Annual Report on Form 10-SB for the year ended  December
         31, 2002 filed with the Securities and Exchange Commission.

         USE OF ESTIMATES IN THE FINANCIAL STATEMENTS
         The  preparation of financial  statements in conformity with accounting principles  generally accepted in the United States of America requires the Company to make estimates and assumptions  that affect the reported amounts of assets and liabilities  and disclosure of contingent  assets and  liabilities  at the  date  of the  financial  statements  and  the reported amounts of revenues and expenses during the reporting  period.
         Actual results could differ from those estimates.

         INCOME TAXES
         The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the  differences  between the  financial and tax bases of assets and liabilities  using  enacted  tax rates in effect  for the year in which differences  are expected to reverse.  Deferred tax assets are adjusted by a  valuation  allowance,  if,  based  on  the  weight  of  available evidence,  it is more likely than not that some portion of the deferred tax assets will not be realized.

         At March 31, 2004, the Company has net operating loss carry forwards of approximately  $75,000,  which expire through 2024. Pursuant to Section
         382 of the  Internal  Revenue  Code  regarding  substantial  changes in ownership,  utilization  of these losses may be limited.  Based on this and the fact that the Company has generated  operating  losses  through
         March 31, 2004,  the deferred  tax asset of  approximately  $30,000 has been offset by a valuation allowance of $30,000.

         STOCK BASED COMPENSATION
         As permitted by Statement of Financial  Accounting  Standards  ("SFAS")
         No.   148,"Accounting  for  Stock-Based   Compensation-Transition   and
         Disclosure",  which amended SFAS No. 123 ("SFAS 123"),  "Accounting for
         Stock-Based  Compensation",  the  Company  has  elected to  continue to follow the  intrinsic  value method in accounting  for its  stock-based

                                                          CONTINUUM GROUP A INC.

                                                    NOTES TO FINANCIAL STATEMENT
--------------------------------------------------------------------------------

         employee compensation  arrangements as defined by Accounting Principles
         Board Opinion ("APB") including  "Financial  Accounting Standards Board
         Interpretation  No. 44, Accounting for Certain  Transactions  Involving
         Stock Compensation",  and interpretation of APB No. 25. As of March 31,
         2004, the Company has not formed a Stock Option Plan and has not issued any options.

         LOSS PER SHARE
         The Company  adopted the  provisions  of SPAS No.  128,  "Earnings  per
         Share."  SFAS No. 128 requires  the  presentation  of basic and diluted earnings  per share  ("EPS").  Basic EPS is computed  by dividing  loss available  to common  stockholders  by the  weighted-average  number of common  shares  outstanding  for the period.  Diluted EPS  includes the potential  dilution  that could occur if options or other  contracts to issue  common  stock were  exercised  or  converted.  During the period
         January 5, 2000 (Inception) through March 31, 2004 no options, or other
         contracts  to  issue   common  stock  were  issued  or  entered   into.
         Accordingly, basic and diluted earnings per share are identical.

NOTE 3 - RELATED PARTIES

         As  discussed  in  Note 1,  the  Company  was  formed  pursuant  to the reorganization plan of Continuum. In accordance with the reorganization of Continuum three  additional  companies named Continuum Group B Inc.,
         Continuum  Group C Inc.,  and  Continuum  Group D Inc. were formed with similar terms as the Company with common stock issuances consistent wit those of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This  Report on Form 10-QSB  contains  "forward-looking  statements"  within the meaning of Section 27A of the  Securities  Act and Section 21E of the Securities
Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements  of  historical  facts  included in this  Report,  including  without
limitation,   the  statements   under  "General,"  and  "Liquidity  and  Capital
Resources,"  are  forward-looking  statements.  All subsequent  written and oral forward-looking  statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

You should read the  following  discussions  in  conjunction  with our financial statements  and the  related  notes  thereto  and  other  financial  information
appearing   elsewhere  in  this  report.  The  following   discussion   contains
forward-looking  statements  that involve  risks and  uncertainties.  Our actual results could differ  materially from those  anticipated in the  forward-looking statements as a result of various factors,  including those discussed  elsewhere in this report.

The Plan  provided  for the  formation  of the  Groups and the  issuance  of (a)
9,000,000 (453,035 post reverse split, as described below) shares of each of the
Groups' common stock to Hanover Capital  Corporation  ("Hanover"),  which funded the Plan; (b) 500,000  (25,169 post reverse split) shares of each of the Groups'
common  stock to holders of CGI's  allowed  unsecured  claims;  and (c)  400,000
(20,135 post reverse  split) shares of each of the Groups' common stock to CGI's pre-bankruptcy  stockholders.  The aggregate number of authorized shares we have authority to issue is 50,000,000; of which 45,000,000 is common stock, par value
$.001 per share ("Common  Stock"),  and 5,000,000 is preferred  stock, par value
$.001 per share  ("Preferred  Stock").  On May 5,  2000,  we  affected a one for
19.866  reverse  stock split.  All  references  to shares are shown post reverse split.

Plan of Operation

We intend to seek to acquire assets or shares of an entity  actively  engaged in business that generates  revenues,  in exchange for its securities,  although we have  no  particular  acquisitions  in  mind  and  have  not  entered  into  any negotiations regarding such an acquisition.  None of our officers, directors, or affiliates  have engaged in any  preliminary  contract or  discussions  with any representative  of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this 10QSB filing.

GENERAL
Continuum Group A Inc. ("Continuum A") was incorporated on January 5, 2000 under the laws of the State of Nevada pursuant to a Joint Plan of Reorganization  (the
"Plan") for the Continuum Group,  Inc.("CGI") in Bankruptcy Case No.  95-B-44222
(Chapter 11) in the U. S. Bankruptcy  Court,  Southern District of New York (the
"Bankruptcy Court"). The Bankruptcy Court entered an Order on September 15, 1999 approving  the Plan.  We, along with three other  companies,  Continuum  Group B
Inc.,  Continuum  Group C Inc., and Continuum  Group D Inc.  (collectively,  the
"Groups"), were specifically formed to affect the terms of the Plan.

On December 14, 2000, we issued 251,000 shares of Common Stock to 14 individuals and entities  for services  rendered.  On August 27, 2003,  we issued  1,050,000 shares of Common Stock to eight individuals and entities for services  rendered.
As of November  26,  2003,  we had  1,799,339  shares of Common Stock issued and outstanding. No shares of Preferred Stock are issued or outstanding.

We have  not  engaged  in any  business  operations  other  than  organizational activities.  Since inception,  we have been in the developmental  stage and have had no  operations.  Other than  issuing  shares to our  stockholders,  we never commenced  any  operational  activities.  As a result,  we can be  defined  as a
"shell" or "blank check" company, whose sole purpose is to locate and consummate a merger or acquisition with a private entity.

RESULTS OF OPERATIONS
We have not had any operating  income from  inception  (January 5, 2000) through
March 31, 2004. As of March 31, 2004, we had an accumulated  deficit of $85,026, comprised of costs mainly associated with administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
The  Company has not  commenced  principal  operations  as of March 31, 2004 and there is no  assurance  that the Company  will have the ability to carry out its business plan without raising sufficient debt or equity financing.  Although the
Company intends to secure funding through a private placement and, ultimately, a public offering of its common stock, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES
(a) The Company  carried out an evaluation,  under the  supervision and with the participation  of the Company's  management,  including  Robert L. Frome (acting
Chief   Executive   Officer  and  acting  Chief  Financial   Officer),   of  the
effectiveness of the design and operation of the Company's  "disclosure controls and procedures", as such term is defined in Exchange Act Rule 15d-15e, as of the end of the period covered by this report. Based upon that evaluation,  Mr. Frome has  concluded  that the  Company's  disclosure  controls  and  procedures  were effective  as of the  end of the  period  covered  by  this  report  to  provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded,  processed, summarized  and  reported  within the time  periods  specified  in SEC rules and forms.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company  carried out this  evaluation,  including any
corrective  actions  with  regard  to  significant   deficiencies  and  material
weaknesses.

A control  system,  no matter how well conceived and operated,  can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent  limitations in all control systems,  no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                       10

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES  AND SMALL  BUSINESS  ISSUER  PURCHASER OF EQUITY
         SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

         a.   Exhibits

*31.1         Certification  of Acting Chief Executive  Officer and Acting Chief
              Financial  Officer  pursuant to Section 302 of the  Sarbanes-Oxley
              Act of 2002.

*32.1         Certification  of the Acting  Chief  Executive  Officer and Acting
              Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

         b.   Reports on Form 8-K

None.

                                       11

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                                           CONTINUUM GROUP A INC.
                                           (Registrant)

DATE:  May 19, 2004                        By: /s/ Robert L. Frome
                                               ---------------------------------
                                               Robert L. Frome
                                               President and Chairman
                                               (acting Chief Executive Officer
                                               and acting Chief Financial
                                               Officer)

                                       12