Form 10QSB/A
period 2004-03-31
CONTINUUM GROUP A INC
filed 2004-07-09
CIK 1272548

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
            (Mark one)

/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
       OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-50502

                             CONTINUUM GROUP A INC.
                             ----------------------
 (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS DECLARATION OF TRUST)

        NEVADA                                          20-0443537
-------------------------------                         ----------
    (State or Other                        (I.R.S. Employer Identification No.)
    Jurisdiction of
    Incorporation or
    Organization)

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

----------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

            Check whether the issuer (1) filed all reports  required to be filed by  Section  13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and
(2) has been subject to such filing  requirements  for the past 90 days. Yes / /
No /X/

             AS OF MAY 14, 2004, 1,799,339 SHARES WERE OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES / /    NO /X/

                                                          CONTINUUM GROUP A INC.

                                                                   FORM 10-QSB/A

                                                                           INDEX
--------------------------------------------------------------------------------

                                                                               Page
                                                                               ----

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheet as of March 31, 2004 (unaudited)                        3
Condensed Statement of Operations for the three months ended March 31, 2004
  (unaudited) and March 31, 2003  (unaudited) and cumulative from January 5,
  2000 (Inception) to March 31, 2004 (unaudited)                                4
Statement of Cash Flows for the three months ended March 31, 2004
  (unaudited) and March 31, 2003  (unaudited) and cumulative from January 5,
  2000 (Inception) to March 31, 2004 (unaudited)                                5

NOTES TO CONDENSED FINANCIAL STATEMENTS                                        6-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
      OF OPERATION                                                            9-10

ITEM 3 - CONTROLS AND PROCEDURES                                                10

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                      11

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
    OF EQUITY SECURITIES                                                        11

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                        11

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    11

ITEM 5 - OTHER INFORMATION                                                      11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       11

SIGNATURES                                                                      12

CERTIFICATIONS

                                                          CONTINUUM GROUP A INC.

                                                                   BALANCE SHEET

                                                                  March 31, 2004
                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

TOTAL ASSETS                                                    $     -
                                                                =======

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

     Accrued Expenses                                           $43,516
                                                                -------

Total Current Liabilities                                        43,516

Commitments and Contingencies

Stockholders' Deficiency

     Preferred Stock, par value $0.001; 5,000,000
     shares authorized, none issued and outstanding                  --

     Common Stock, par value $0.001; 45,000,000 shares
     authorized; 1,799,339 issued and outstanding
     at March 31, 2004                                            1,799

     Additional paid in capital                                  39,711

     Deficit accumulated during development stage               (85,026)
                                                                --------

Total Stockholders' Deficiency                                  (43,516)
                                                                --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $0
                                                                ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                          CONTINUUM GROUP A INC.
                                                   (A Development Stage Company)

                                               CONDENSED STATEMENT OF OPERATIONS

                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                               Cumulative
                                                                             from January 5,
                                                                             2000 (Inception)
                                       For the three months ended March 31, through March 31,
                                            2004            2003                  2004
                                       ------------------------------------------------------

General and Administrative Expenses        $4,000          $5,000               $85,206
                                        ---------         -------               -------

Net Loss                                  ($4,000)        ($5,000)             ($85,206)
                                        =========         =======               =======

Net loss per share                          $0.00           $0.00
                                        =========         =======
Weighted shares outstanding             1,799,339         749,339
                                        =========         =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                          CONTINUUM GROUP A INC.
                                                   (A Development Stage Company)
                                               CONDENSED STATEMENT OF CASH FLOWS

                                                                     (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Cumulative
                                                                                 from January 5,
                                                                                 2000 (Inception)
                                           For the three months ended March 31, through March 31,
                                                2004            2003                   2004
                                           ------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                ($4,000)         ($5,000)              ($85,206)

     Adjustments to reconcile the net
     loss to net cash flows from
     operating activities:
     Stock based compensation                      -                -                $41,510
     Change in operating liabilities
     Increase in accrued expenses             $4,000           $5,000                $43,516
                                          ------------------------------------------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES           -                -                      -
                                          ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES               -                -                      -
                                          ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES               -                -                      -
                                          ------------------------------------------------------

     NET INCREASE IN CASH                          -                -                      -

     CASH-BEGINNING OF PERIOD                      -                -                      -
                                          ------------------------------------------------------

     CASH-END OF PERIOD                       $    -           $    -                $     -
                                          ======================================================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                        5

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
         post reverse split (see below)) shares of the Company's common stock to
         Hanover Capital  Corporation,  which funded Continuum's  reorganization plan;  (b) 500,000  (25,169 post reverse  split (see below))  shares to holders  of  Continuum's  allowed  unsecured  claims,  and (c)  400,000
         (20,135  post  reverse  split  (see  below))   shares  to   Continuum's
         pre-bankruptcy  stockholders.  The  accumulated  deficit  at  inception resulted  from the par value of these  shares  granted to  stockholders without any consideration.

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

         On December 14, 2000 the  Company's  Board of Directors  (the  "Board")
         approved an  amendment  to the charter to affect a  1-for-5.96  reverse stock  split of the  Company's  issued and  outstanding  common  stock.
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

                                                          CONTINUUM GROUP A INC.

                                                    NOTES TO FINANCIAL STATEMENT
--------------------------------------------------------------------------------

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

         STOCK BASED COMPENSATION
         As permitted by Statement of Financial  Accounting  Standards  ("SFAS")
         No.  148,  "Accounting  for  Stock-Based   Compensation-Transition  and
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

                                                          CONTINUUM GROUP A INC.

                                                    NOTES TO FINANCIAL STATEMENT
--------------------------------------------------------------------------------

         contracts  to  issue   common  stock  were  issued  or  entered   into.
         Accordingly, basic and diluted earnings per share are identical.

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003,  Financial  Accounting Standards Board ("FASB") issued
         FASB  Interpretation  No.  46,   "Consolidation  of  Variable  Interest
         Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin
         No.  51.  FIN 46  expands  upon  and  strengthens  existing  accounting guidance that  addresses when a company should include in its financial statements the assets,  liabilities and activities of another entity. A variable  interest  entity is any  legal  structure  used for  business purposes that either does not have equity  investors with voting rights or has  equity  investors  that  do not  provide  sufficient  financial resources for the entity to support its  activities.  FIN 46 requires a variable  interest  entity  to be  consolidated  by a  company  if that company is subject to a majority of the risk of loss from the  variable interest  entity's  activities or entitled to receive a majority of the
         FIN 46 apply  immediately to variable  interest  entities created after
         January  31,  2003.  The  consolidation  requirements  apply  to  older entities in the first  fiscal year or interim  period  beginning  after
         June 15, 2003.  However,  on October 8, 2003,  FASB deferred the latest date by which  all  public  entities  must  apply  FIN 46 to the  first reporting  period  ended after  December  15,  2003.  The effect of the adoption of this new accounting  pronouncement on the Company financial statements has not been significant.

         In May  2003,  FASB  issued  SFAS  No.  150,  "Accounting  for  Certain
         Instruments with Characteristics of Both Liabilities and Equity" ("SFAS
         150"),  which is effective  for financial  instruments  entered into or modified  after  May  31,  2003,  and  otherwise  is  effective  at the beginning of the first interim  period  beginning  after June 15, 2003,
         SFAS  150  establishes  standards  for  how an  issuer  classifies  and measures certain  financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify a financial instrument  that is within its scope as a  liability.  The  adoption of
         SFAS 150 did not have a  material  effect  on the  Company's  financial statements.

NOTE 3 - Related Parties

         As  discussed  in  Note 1,  the  Company  was  formed  pursuant  to the reorganization plan of Continuum. In accordance with the reorganization of Continuum three  additional  companies named Continuum Group B Inc.,
         Continuum  Group C Inc.,  and  Continuum  Group D Inc. were formed with similar  terms as the Company  with common stock  issuances  consistent with those of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Forward-Looking Statements

         This  Report on Form  10-QSB/A  contains  "forward-looking  statements"
         within the meaning of Section 27A of the Securities Act and Section 21E of the  Securities  Exchange  Act of 1934,  as amended  (the  "Exchange
         Act").  All  statements  other  than  statements  of  historical  facts included in this Report,  including without limitation,  the statements
         under   "General,"   and  "Liquidity   and  Capital   Resources,"   are
         forward-looking   statements.   All   subsequent   written   and   oral
         forward-looking  statements  attributable  to the  Company  or  persons acting on its behalf are expressly  qualified in their  entirety by the
         Cautionary Statements.

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

         Plan of Operation

         We intend  to seek to  acquire  assets or shares of an entity  actively engaged in  business  that  generates  revenues,  in  exchange  for its securities.

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

         On December 14, 2000,  we issued  251,000  shares of Common Stock to 14 individuals and entities for services rendered.  On August 27, 2003, we issued  1,050,000  shares  of  Common  Stock to eight  individuals  and entities for services  rendered.  As of May 17, 2004,  we had 1,799,339 shares of Common Stock issued and  outstanding.  No shares of Preferred
         Stock are issued or outstanding.

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

         RESULTS OF OPERATIONS
         We have not had any operating  income from January 5, 2000  (inception)
         through  March 31, 2004.  As of March 31, 2004,  we had an  accumulated
         deficit  of  $85,026,   comprised  of  costs  mainly   associated  with
         administrative expenses.

         LIQUIDITY AND CAPITAL RESOURCES
         The Company has experienced no significant change in liquidity, capital resources or stockholders'  equity. Since the Company has no operations other  than to  search  for a  suitable  acquisition  target,  its sole expenses are  administrative.  As such,  the Company does not intend to raise additional financing until an acquisition is consummated.

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

                                    CONTINUUM GROUP A INC.
                                    (Registrant)

DATE:  July 9, 2004                    By: /s/ Robert L. Frome
                                           -------------------------------------
                                           Robert L. Frome
                                           President and Chairman
                                           (acting Chief Executive Officer
                                           and Acting Chief Financial Officer)

                                       12